Form 10-Q
period 2000-08-31
GREATAMERICA LEASING RECEIVABLES 2000-1 LLC
filed 2000-10-13
CIK 1111780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




      [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended August 31, 2000

                                       or

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from..................to..................

      Commission file number: 333-34842

                  GreatAmerica Leasing Receivables 2000-1, L.L.C.
                  ...........................................................
                  (Exact name of registrant as specified in its charter)

                  Delaware                             42-1502818
                  ..................................   ......................
                  (State or other jurisdiction of      (I.R.S. Employer
                   incorporation or organization)       Identification No.)


                   625 First SE, Suite 701
                   Cedar Rapids, Iowa                       52401
                   ......................................   .................
                  (Address of principal executive offices)  (Zip Code)

                  (319) 365-8449
                  ..................................................
                  (Registrant's telephone number, including area code)



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X    No.........

                                      INDEX


                        GREATAMERICA LEASING RECEIVABLES 2000-1, L.L.C.

            Part I  - FINANCIAL INFORMATION

                Item 1.   Condensed Financial Statements
                          Unaudited Balance Sheet-May 31, 2000

                          Unaudited Balance Sheet--August 31, 2000

                          Unaudited Statement of Operations and Retained
                            Earnings--For the Three Months Ended August 31, 2000

                          Unaudited Statement of Cash Flows-For the Three
                            Months Ended August 31,2000

                          Notes to Condensed Financial Statements

                Item 2.   Management's Discussion and Analysis of Financial
                            Condition And Results of Operations

                Item 3.   Quantitative and Qualitative Disclosures About Market
                            Risk

            Part II - OTHER INFORMATION


                Item 6.   Exhibits and Reports on Form 8-K



                              FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

                  GREATAMERICA LEASING RECEIVABES 2000-1 L.L.C.
                          UNAUDITED BALANCE SHEET AS OF
                                  MAY 31, 2000


            ASSETS-Cash                                                $1,000
                                                                      =======
            MEMBERS' EQUITY                                            $1,000
                                                                      =======


                 GREATAMERICA LEASING RECEIVABLES 2000-1 L.L.C.
                          UNAUDITED BALANCE SHEET AS OF
                                 AUGUST 31, 2000

            ASSETS:

            CASH-RESTRICTED                                     $  13,695,128
            CAPITALIZED SECURITIZATION COSTS                        1,500,828

            DIRECT FINANCING LEASES:
               MINIMUM LEASE PAYMENTS                             232,027,315
               ESTIMATED UNGUARANTEED RESIDUAL VALUES              23,360,337
               UNEARNED INCOME                                    (38,819,689)
               ALLOWANCE FOR DOUBTFUL ACCOUNTS                     (7,085,193)
                                                                 ------------
               NET INVESTMENT IN DIRECT FINANCING LEASES          209,482,770
                                                                 ------------
            TOTAL ASSETS                                         $224,678,726
                                                                 ============


         LIABILITIES:

            NOTES PAYABLE                                        $211,895,819
            ACCRUED EXPENSES                                          433,421
            DUE TO AFFILIATE                                        1,281,816
                                                                 ------------
            TOTAL LIABILITIES                                     213,611,056
                                                                 ------------
         MEMBERS' EQUITY:
            PAID IN CAPITAL                                         8,022,411
            RETAINED EARNINGS                                       3,045,259
                                                                 ------------

         TOTAL MEMBERS' EQUITY:                                    11,067,670
                                                                 ------------
         TOTAL LIABILITIES & MEMBERS' EQUITY                     $224,678,726
                                                                 ============


The accompanying notes are an integral part of these condensed financial statements.


                 GREATAMERICA LEASING RECEIVABLES 2000-1 L.L.C.
             UNAUDITED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2000



         REVENUES:
            DIRECT FINANCING LEASES                                $  6,686,807
            INTEREST INCOME                                             141,849
            OTHER INCOME                                                256,977
                                                                   ------------

         TOTAL REVENUE                                                7,085,633
                                                                   ------------

         EXPENSES:
            INTEREST EXPENSE                                       $  3,387,115
            SELLING, GENERAL, AND ADMINISTRATIVE                        653,259
                                                                   ------------
         TOTAL EXPENSES                                               4,040,374
                                                                   ------------
         NET INCOME                                                $  3,045,259
                                                                   ============


         RETAINED EARNINGS:
           BEGINNING OF PERIOD                                     $          0
           NET INCOME                                                 3,045,259
                                                                   ------------
           END OF PERIOD                                           $  3,045,259
                                                                   ============


The accompanying notes are an integral part of these condensed financial statements.



                 GREATAMERICA LEASING RECEIVABLES 2000-1 L.L.C.
                        UNAUDITED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED AUGUST 31,2000



CASH FLOWS FROM OPERATING ACTIVITIES:
         NET INCOME                                               $   3,045,259

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
         GAIN ON TERMINATION OF LEASES                                 (232,761)
         AMORTIZION OF CAPITALIZED SECURITIZATION COSTS                 210,591
         INCREASE IN DUE TO AFFILIATE                                 1,281,816
               INCREASE IN ACCRUED EXPENSES                             433,421
                                                                  -------------
            NET CASH FLOW FROM OPERATING ACTIVITIES                   4,738,326
                                                                  -------------
CASH FLOW FROM INVESTING ACTIVITIES:
         PURCHASE OF LEASE RECEIVABLE CONTRACTS                    (234,462,674)
         REPAYMENT OF LEASE RECEIVABLE CONTRACTS                     30,403,636
         PROCEEDS ON TERMINATION OF LEASES                            2,830,440
                                                                  -------------
             NET CASH FLOWS FROM INVESTING ACTIVITIES              (201,228,598)
                                                                  -------------
CASH FLOW FROM FINANCING ACTIVITIES:
         PROCEEDS FROM NOTES PAYABLE                                235,195,755
         REPAYMENT ON NOTES PAYABLE                                 (23,299,936)
         PAYMENT OF SECURITIZATION COSTS                             (1,711,419)
                                                                  -------------
            NET CASH FLOWS FROM FINANCING ACTIVITIES                210,184,400
                                                                  -------------

         NET INCREASE IN CASH                                        13,694,128
         CASH AT BEGINNING OF PERIOD                                      1,000
                                                                  -------------
         CASH AT END OF PERIOD                                    $  13,695,128
                                                                  =============


SUPPLEMENTAL DISCLOSURES:
         CASH PAID DURING THE PERIOD FOR INTEREST                 $   2,953,692
         NONCASH INVESTING AND FINANCING ACTIVITY-
              CONTRIBUTION OF LEASE RECEIVABLE CONTRACTS              8,022,411


The accompanying notes are an integral part of these condensed financial statements.

                 GREATAMERICA LEASING RECEIVABLES 2000-1 L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000
                                   (UNAUDITED)


The accompanying unaudited condensed financial statements have been prepared by GreatAmerica Leasing Receivables 2000-1 L.L.C., ("Company" ) in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary have been included.


1.   Nature of Operations and Significant Accounting Policies

     NATURE OF OPERATIONS-The Company is a limited purpose limited liability company established under laws of the state of Delaware and was formed by GreatAmerica Leasing Corporation ("Originator") who holds a 99% membership interest, and GreatAmerica Leasing Receivables 2000 Corporation (the "Special Purpose Member), who holds a 1% membership interest, pursuant to the Limited Liability Company Agreement dated April 12, 2000 between the Originator and the Special Purpose Member (the "Limited Liability Agreement"). The Special Purpose Member is wholly owned by the Originator. The activities of GreatAmerica Leasing Receivable 2000-1 L.L.C. are limited by the terms of the Limited Liability Company Agreement to purchasing equipment leases and lease receivables (including equipment), loan agreements and other financing agreements, issuing notes secured by such assets and other activities related thereto. Prior to June 16, 2000 GreatAmerica Leasing Receivables 2000-1 L.L.C. did not conduct any activities.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for doubtful accounts and the estimated unguaranteed residual values on the lease receivable contracts purchased.

     Failure of the customers to make scheduled payments under their equipment lease contracts could have a material near-term impact on the allowance for doubtful accounts.

     Realization of unguaranteed residual values depends on many factors, several of which are not within the Company's control, including general market conditions at the time of the original lease contract's expiration, whether there has been unusual wear and tear on, or use of, the equipment, the cost of comparable new equipment and the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term. These factors, among others, could have a material near-term impact on the estimated unguaranteed residual values.

     CAPITALIZED SECURITIZATION COSTS-Capitalized securitization costs are amortized over the terms of the related debt agreement using the effective yield method.

     NET INVESTMENT IN DIRECT FINANCING LEASES - At the time the lease receivable contracts were purchased from the Originator the Company recorded the remaining lease contract receivable, an estimated unguaranteed residual value and unearned lease income. The unearned lease income represents the excess of the remaining lease contract receivable plus the unamortized estimated residual value over the carrying value of the lease receivable contracts. The unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Lessees are responsible for all taxes, insurance and maintenance costs.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company maintains an allowance for doubtful accounts for customers that may become unable to discharge their obligations under the agreements. The allowance for doubtful accounts is maintained at a level deemed appropriate by management to provide for known and inherent risks in the portfolio. The allowance is based on current economic conditions and the underlying asset value. The consideration of such future potential losses also includes an evaluation for other than temporary declines in the value of the underlying leased assets. Leases which are deemed uncollectible are charged off and deducted from the allowance and recoveries are added to the allowance.

                 GREATAMERICA LEASING RECEIVABLES 2000-1 L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           AUGUST 31, 2000 (CONTINUED)

     INCOME TAXES-The Company is taxed as a partnership. As such, the members of the Company include the taxable income or loss of the Company in their income tax returns and the Company is not subject to income taxes.

2.   Equipment Leased

     Equipment leases are primarily true leases and finance leases for predominantly office equipment. The length of the lease term on the leases initially purchased ranged from 2 to 80 months. The assets were conveyed from an affiliate, GreatAmerica Leasing Corporation, with funds that were obtained through the issuance of notes payable that were publicly offered, as described in a prospectus, dated June 13, 2000 previously filed with the Securities and Exchange Commission pursuant to Rule 424 A(b) 4. The schedule of remaining annual mimimum payments from lessees are as scheduled below:

         Years Ending May 31,                        Minimum Lease Payment
         ----------------------                      ---------------------
                  2001                                   $ 73,031,590
                  2002                                     77,342,576
                  2003                                     47,931,248
                  2004                                     24,857,790
                  2005                                      8,679,978
                  Thereafter                                  184,133
                                                         ------------
                                                         $232,027,315
                                                         ============

3.   Related Party Transactions

     GreatAmerica Leasing Corporation is the majority owner of GreatAmerica Leasing Receivables 2000-1 L.L.C., GreatAmerica Leasing Corporation also serves as the contract servicer. In this function as servicer, it is responsible for collecting , enforcing, and administering the contracts. For performing the servicer function it is entitled to a monthly fee equal to 1/12 of .75% of the aggregate discounted contract balance of the contracts pledged to the indenture trustee as of the beginning of the related collection period. Also in it's function as servicer GreatAmerica Leasing Corporation has the right to elect, but is not obligated to advance unpaid scheduled payments with respect to the contracts.

     As the servicer, GreatAmerica Leasing Corporation received for the quarter ending August 31, 2000 a total of $442,667 in servicing fees. During this same period the servicer has not been reimbursed for advances of $1,281,816 which is reflected on the Balance Sheet as a due to affiliate.

4.   Notes Payable

     Notes Payable at August 31, 2000 consisted of : Seven classes of Receivable-Backed Notes at rates of 6.96088% to 8.14% maturing through November 2005 $ 211,895,819

     The aggregate maturities of the notes payable as of August 31, 2000 are as follows:

                        2001                      $  61,384,997
                        2002                         69,177,759
                        2003                         46,001,193
                        2004                         25,657,220
                        2005                          9,674,650
                                                  -------------
                       Total                      $ 211,895,819
                                                  =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


        On June 16, 2000 the Company issued $214,570,896 in Receivable-Backed Notes through a public offering. In addition the Company issued $20,624,859 in Receivable-Backed Notes through a private placement. The proceeds were used to purchase $235,195,755 of lease contracts from GreatAmerica Leasing Corporation. The notes are secured by certain lease receivables and equipment and were issued pursuant to the terms of an Indenture, a Transfer and Servicing Agreement and other related transaction agreements, all as more fully described in the prospectus dated June 13, 2000. The Company has timely paid all principal, and interest, and fees owing with respect to the notes and there are no known defaults under any of the transaction agreements. This was the first period of operation for the Company, so there are no meaningful comparisons to prior periods. Management believes the cash flow from the lease contracts will be sufficient to pay the debt service on the notes payable for at least the next twelve months.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

        Not Applicable


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (A) Reports on Form 8-K

            On June 16, 2000 the Registrant filed a current report on Form 8-K to file information regarding the registration and issuance of $ 214,570,896 of Receivable-Backed Notes.


         (B) Exhibits

             Exhibits required by item 601 that are not incorporated by reference to Form 8-K are available in Form S-1 filed on April 14, 2000 by the Registrant, with amendments subsequently filed on June 2, 2000 and June 12, 2000 and incorporated by reference hereto.

         (C) Exhibit 27 Financial Data Schedule



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 GREATAMERICA LEASING RECEIVABLES 2000-1 L.L.C.







                                 BY: /s/ Stanley M. Herkelman
                                     ------------------------------------------
                                     Chief Financial Officer

Date: October 13, 2000