Form 10-Q
period 2000-11-30
GREATAMERICA LEASING RECEIVABLES 2000-1 LLC
filed 2001-01-12
CIK 1111780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




           [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended   November 30, 2000
                                                -----------------

                                       or

           [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from................to.................

               Commission file number:      333-34842

               GreatAmerica Leasing Receivables 2000-1, L.L.C.
               ..........................................................
               (Exact name of registrant as specified in its charter)

               Delaware                              42-1502818
               ..................................    ...........................
               (State or other jurisdiction of       (I.R.S. Employer
                incorporation or organization)        Identification No.)


               625 First SE, Suite 701
               Cedar Rapids, Iowa                          52401
               ......................................      .................
               (Address of principal executive offices)    (Zip Code)

               (319) 365-8449
               ........................................................
               (Registrant's telephone number, including area code)



               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes...X.... No.........

                                      INDEX


                 GREATAMERICA LEASING RECEIVABLES 2000-1, L.L.C.

            Part I  - FINANCIAL INFORMATION

               Item 1. Condensed Financial Statements (Unaudited)

                             Balance Sheets--May 31, 2000 and November 30, 2000

                             Statements of Operations--Three months ended
                             November 30, 2000; Six months ended
                             November 30, 2000

                             Statement of Cash Flow-For the Six months ended November 30, 2000

                             Notes to financial statements--November 30, 2000

               Item 2. Management's Discussion and Analysis of Financial
                       Condition And Results of Operations

               Item 3. Quantitative and Qualitative Disclosures About Market
                       Risk

            Part II - OTHER INFORMATION

               Item 6. Exhibits and Reports on Form 8-K



                              FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

                  GREATAMERICA LEASING RECEIVABES 2000-1 L.L.C.
                          UNAUDITED BALANCE SHEET AS OF
                                  MAY 31, 2000


ASSETS-Cash                                                       $       1,000
                                                                  =============
MEMBERS' EQUITY                                                   $       1,000
                                                                  =============


                 GREATAMERICA LEASING RECEIVABLES 2000-1 L.L.C.
                          UNAUDITED BALANCE SHEET AS OF
                                NOVEMBER 30, 2000

ASSETS:

CASH-RESTRICTED                                                   $  12,805,678
CAPITALIZED SECURITIZATION COSTS                                      1,323,529

DIRECT FINANCING LEASES:
   MINIMUM LEASE PAYMENTS                                           205,168,002
   ESTIMATED UNGUARANTEED RESIDUAL VALUES                            22,580,670
   UNEARNED INCOME                                                  (32,601,697)
   ALLOWANCE FOR DOUBTFUL ACCOUNTS                                   (6,637,919)
                                                                  -------------
   NET INVESTMENT IN DIRECT FINANCING LEASES                        188,509,056
                                                                  -------------
TOTAL ASSETS                                                      $ 202,638,263
                                                                  =============


 LIABILITIES:

 NOTES PAYABLE                                                    $ 188,856,679
 ACCRUED EXPENSES                                                       388,128
 DUE TO AFFILIATE                                                     1,242,074
                                                                  -------------
 TOTAL LIABILITIES                                                  190,486,881
                                                                  -------------
 MEMBERS' EQUITY:
 PAID IN CAPITAL                                                      8,022,411
 RETAINED EARNINGS                                                    4,128,971
                                                                  -------------

 TOTAL MEMBERS' EQUITY:                                              12,151,382
                                                                  -------------
 TOTAL LIABILITIES & MEMBERS' EQUITY                              $ 202,638,263
                                                                  =============


The accompanying notes are an integral part of these condensed financial statements.


                 GREATAMERICA LEASING RECEIVABLES 2000-1 L.L.C.
                        UNAUDITED STATEMENT OF OPERATIONS


                                                  Three  Months Ended      Six Months Ended
                                                   November 30, 2000      November 30, 2000


REVENUES
 DIRECT FINANCING LEASES                             $ 5,957,175             $12,643,982
 INTEREST INCOME                                         198,067                 339,916
 OTHER INCOME                                            409,370                 666,347

                                                     -----------             -----------
 TOTAL REVENUE                                         6,564,612              13,650,245
                                                     -----------             -----------

EXPENSES:
 INTEREST EXPENSE                                      3,726,102               7,113,217
 SELLING, GENERAL, AND ADMINISTRATIVE                    611,917               1,265,176
                                                     -----------             -----------
TOTAL EXPENSES                                         4,338,019               8,378,393
                                                     -----------             -----------
NET INCOME                                           $ 2,226,593             $ 5,271,852
                                                     ===========             ===========


The accompanying notes are an integral part of these condensed financial statements.


                 GREATAMERICA LEASING RECEIVABLES 2000-1 L.L.C.
                        UNAUDITED STATEMENT OF CASH FLOWS
                     FOR SIX MONTHS ENDED NOVEMBER 30, 2000



CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                     $  5,271,852

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
     GAIN ON TERMINATION OF LEASES                                      (476,674)
     AMORTIZION OF CAPITALIZED SECURITIZATION COSTS                      444,670
     INCREASE IN DUE TO AFFILIATE                                      1,242,074
     INCREASE IN ACCRUED EXPENSES                                        388,128
                                                                   -------------
      NET CASH FLOW FROM OPERATING ACTIVITIES                          6,870,050
                                                                   -------------
CASH FLOW FROM INVESTING ACTIVITIES:
     PURCHASE OF LEASE RECEIVABLE CONTRACTS                         (234,462,674)
     REPAYMENT OF LEASE RECEIVABLE CONTRACTS                          49,374,817
     PROCEEDS ON TERMINATION OF LEASES                                 5,076,885
                                                                   -------------
      NET CASH FLOWS FROM INVESTING ACTIVITIES                      (180,010,972)
                                                                   -------------
CASH FLOW FROM FINANCING ACTIVITIES:
     PROCEEDS FROM NOTES PAYABLE                                     235,195,755
     REPAYMENT ON NOTES PAYABLE                                      (46,339,076)
     PAYMENT OF SECURITIZATION COSTS                                  (1,768,199)
     DISTRIBUTION TO PARENT                                           (1,142,880)
                                                                   -------------
      NET CASH FLOWS FROM FINANCING ACTIVITIES                       185,945,600
                                                                   -------------

     NET INCREASE IN CASH                                          $  12,804,678
     CASH AT BEGINNING OF PERIOD                                           1,000
                                                                   -------------
     CASH AT END OF PERIOD                                         $  12,805,678
                                                                   =============

SUPPLEMENTAL DISCLOSURES:
     CASH PAID DURING THE PERIOD FOR INTEREST                      $   6,725,087
     NONCASH INVESTING AND FINANCING ACTIVITY-
       CONTRIBUTION OF LEASE RECEIVABLE CONTRACTS                      8,022,411


The accompanying notes are an integral part of these condensed financial statements.

                 GREATAMERICA LEASING RECEIVABLES 2000-1 L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000
                                   (UNAUDITED)


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


1.   Nature of Operations and Significant Accounting Policies

       NATURE OF OPERATIONS-The Company is a limited purpose limited liability company established under laws of the state of Delaware and was formed by GreatAmerica Leasing Corporation ("Originator") who holds a 99% membership interest, and GreatAmerica Leasing Receivables 2000 Corporation (the "Special Purpose Member), who holds a 1% membership interest, pursuant to the Limited Liability Company Agreement dated April 12, 2000 between the Originator and the Special Purpose Member (the "Limited Liability Agreement"). The Special Purpose Member is wholly owned by the Originator. The activities of GreatAmerica Leasing Receivable 2000-1 L.L.C. are limited by the terms of the Limited Liability Company Agreement to purchasing equipment leases and lease receivables (including equipment), loan agreements and other financing agreements, issuing notes collateralized by such assets and other activities related thereto. The leases, loans, and other agreements purchased are originated throughout the United States of America. Prior to June 16, 2000 GreatAmerica Leasing Receivables 2000-1 L.L.C. did not conduct any activities.

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

                 GREATAMERICA LEASING RECEIVABLES 2000-1 L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2000 (CONTINUED)

     INCOME TAXES-The Company is taxed as a partnership. As such, the members of the Company include the taxable income or loss of the Company in their income tax returns and the Company is not subject to income taxes.

2.   Direct Financing Leases

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

         Years Ending  May 31,                     Minimum Lease Payment
         -----------------------                   ---------------------
               2001                                     $46,880,875
               2002                                      76,901,219
               2003                                      47,735,853
               2004                                      24,792,141
               2005                                       8,668,418
               Thereafter                                   189,496
                                                       ------------
                                                       $205,168,002
                                                       ============

3.   Related Party Transactions

     GreatAmerica Leasing Corporation is the majority owner of GreatAmerica Leasing Receivables 2000-1 L.L.C., GreatAmerica Leasing Corporation also serves as the contract servicer. In this function as servicer, it is responsible for collecting , enforcing, and administering the contracts. For performing the servicer function it is entitled to a monthly fee equal to 1/12 of .75% of the aggregate discounted contract balance of the contracts pledged to the indenture trustee as of the beginning of the related collection period. Also in its function as servicer GreatAmerica Leasing Corporation has the right to elect, but is not obligated, to advance unpaid scheduled payments with respect to the contracts.

     As the servicer, GreatAmerica Leasing Corporation received for the quarter and six months ended November 30, 2000 a total of $377,838 and $820,506 in servicing fees, respectively. Also, the servicer has not been reimbursed for advances of $1,242,074 which is reflected on the Balance Sheet as due to affiliate.



4.   Notes Payable

     Notes Payable at November 30, 2000 consisted of :
     Seven classes of Receivable-Backed Notes at rates of 6.96088% to 8.14%
     maturing through November 2005                                                $ 188,856,679
                                                                                   =============
     The aggregate maturities of the notes payable as of November 30, 2000 are as follows:

         2001                                                                      $  38,345,857
         2002                                                                         69,177,759
         2003                                                                         46,001,193
         2004                                                                         25,657,220
         2005                                                                          9,674,650
                                                                                   -------------
         Total                                                                     $ 188,856,679
                                                                                   =============



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          On June 16, 2000 the Company issued $214,570,896 in Receivable-Backed Notes through a public offering. In addition the Company issued $20,624,859 in Receivable-Backed Notes through a private placement. The proceeds were used to purchase $235,195,755 of lease contracts from GreatAmerica Leasing Corporation. The notes are secured by certain lease receivables and equipment and were issued pursuant to the terms of an Indenture, a Transfer and Servicing Agreement and other related transaction agreements, all as more fully described in the prospectus dated June 13, 2000. The Company has timely paid all principal, and interest, and fees owing with respect to the notes and there are no known defaults under any of the transaction agreements. This is the first year of operation for the Company, so there are no meaningful comparisons to the prior year. Management believes the cash flow from the lease contracts will be sufficient to pay the debt service on the notes payable for at least the next twelve months.

Item 3.   Quantitative And Qualitative Disclosures About Market Risk

          Not Applicable


                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (A) Reports on Form 8-K

          On September 22, 2000 the Registrant filed a report on Form 8-K to file under Item 5 of the Form, Servicer report information.

          On October 27, 2000 the Registrant filed a report on Form 8-K to file under Item 5 of the Form, Servicer report information.

          On November 29, 2000 the Registrant filed a current report on Form 8-K to file under Item 5 of the Form, Servicer report information

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



                                 GREATAMERICA LEASING RECEIVABLES 2000-1 L.L.C.



                                 BY:
                                     ------------------------------------------
                                         Chief Financial Officer

Date: January 12, 2001