Form 10-Q
period 2001-02-28
GREATAMERICA LEASING RECEIVABLES 2000-1 LLC
filed 2001-04-13
CIK 1111780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




        [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended   February 28, 2001
                                         -----------------

                       or

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from          to
                                       --------    ----------

        Commission file number:      333-34842

        GreatAmerica Leasing Receivables 2000-1, L.L.C.
        -------------------------------------------------------
         (Exact name of registrant as specified in its charter)

        Delaware                                   42-1502818
        -------------------------------            -------------------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification No.)


        625 First SE, Suite 701
         Cedar Rapids, Iowa                        52401
        -------------------------------            -------------------
        (Address of principal executive offices)   (Zip Code)

                (319) 365-8449
         ------------------------------
         (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X    No
                          -----     -----

                                      INDEX


         GREATAMERICA LEASING RECEIVABLES 2000-1, L.L.C.

    Part I  - FINANCIAL INFORMATION

        Item 1.   Condensed Financial Statements (Unaudited)
                  Balance Sheets--May 31, 2000 and February 28, 2001

                  Statements of Operations--Three months ended February 28 , 2001; Nine months ended February 28, 2001

                  Statement of Cash Flow-For the Nine months ended February 28, 2001

                  Notes to condensed financial statements--February 28, 2001

        Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

        Item 3.   Quantitative and Qualitative Disclosures About Market Risk

    Part II - OTHER INFORMATION


        Item 6.   Exhibits and Reports on Form 8-K


                              FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                  GREATAMERICA LEASING RECEIVABES 2000-1 L.L.C.
                          UNAUDITED BALANCE SHEET AS OF
                                  MAY 31, 2000


        ASSETS-Cash                                                       $1,000
                                                                          ======
        MEMBERS' EQUITY                                                   $1,000
                                                                          ======


                 GREATAMERICA LEASING RECEIVABLES 2000-1 L.L.C.
                          UNAUDITED BALANCE SHEET AS OF
                                FEBRUARY 28, 2001


        ASSETS:

        CASH-RESTRICTED                                             $ 12,400,477
        CAPITALIZED SECURITIZATION COSTS                               1,151,199

        DIRECT FINANCING LEASES:
           MINIMUM LEASE PAYMENTS                                   179,479,123
           ESTIMATED UNGUARANTEED RESIDUAL VALUES                    21,516,301
           UNEARNED INCOME                                          (27,109,719)
           ALLOWANCE FOR DOUBTFUL ACCOUNTS                           (6,405,690)
                                                                   ------------
           NET INVESTMENT IN DIRECT FINANCING LEASES                167,480,015
                                                                   ------------
        TOTAL ASSETS                                               $181,031,691
                                                                   ============


        LIABILITIES:

        NOTES PAYABLE                                              $167,153,218
        ACCRUED INTEREST                                                343,655
        DUE TO AFFILIATE                                              1,163,952
                                                                   ------------
        TOTAL LIABILITIES                                           168,660,825
                                                                   ------------
        MEMBERS' EQUITY:
        PAID IN CAPITAL                                               8,022,411
        RETAINED EARNINGS                                             4,348,455
                                                                   ------------



        TOTAL MEMBERS' EQUITY:                                       12,370,866
                                                                   ------------
        TOTAL LIABILITIES & MEMBERS' EQUITY                        $181,031,691
                                                                   ============


The accompanying notes are an integral part of these condensed financial statements.


                 GREATAMERICA LEASING RECEIVABLES 2000-1 L.L.C.
                       UNAUDITED STATEMENTS OF OPERATIONS


                                       Three Months Ended     Nine Months Ended
                                        February 28, 2001     February 28, 2001


        REVENUES
           DIRECT FINANCING LEASES            $ 5,288,708          $ 17,932,688
           INTEREST INCOME                        172,385               512,302
           OTHER INCOME                           587,829             1,254,177
                                              -----------          ------------
        TOTAL REVENUE                           6,048,922            19,699,167
                                              -----------          ------------

        EXPENSES:
           INTEREST EXPENSE                     3,322,803            10,436,020
           SELLING, GENERAL,
              AND ADMINISTRATIVE                  550,143             1,815,319
                                              -----------          ------------
        TOTAL EXPENSES                          3,872,946            12,251,339
                                              -----------          ------------
        NET INCOME                            $ 2,175,976          $  7,447,828
                                              ===========          ============


The accompanying notes are an integral part of these condensed financial statements.


                 GREATAMERICA LEASING RECEIVABLES 2000-1 L.L.C.
                        UNAUDITED STATEMENT OF CASH FLOWS
                     FOR NINE MONTHS ENDED FEBRUARY 28, 2001


CASH FLOWS FROM OPERATING ACTIVITIES:
         NET INCOME                                                $   7,447,828

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
         GAIN ON TERMINATION OF LEASES                                 (789,380)
         AMORTIZION OF CAPITALIZED SECURITIZATION COSTS                 659,443
         INCREASE IN DUE TO AFFILIATE                                 1,163,952
         INCREASE IN ACCRUED INTEREST                                   343,655
                                                                  -------------
            NET CASH FLOW FROM OPERATING ACTIVITIES                   8,825,498
                                                                  -------------
CASH FLOW FROM INVESTING ACTIVITIES:
         PURCHASE OF LEASE RECEIVABLE CONTRACTS                    (234,462,674)
         REPAYMENT OF LEASE RECEIVABLE CONTRACTS                     68,328,196
         PROCEEDS ON TERMINATION OF LEASES                            7,465,253
                                                                  -------------
            NET CASH FLOWS FROM INVESTING ACTIVITIES               (158,669,225)
                                                                  -------------
CASH FLOW FROM FINANCING ACTIVITIES:
         PROCEEDS FROM NOTES PAYABLE                                235,195,755
         REPAYMENT ON NOTES PAYABLE                                 (68,042,537)
         PAYMENT OF SECURITIZATION COSTS                             (1,810,642)
         DISTRIBUTION TO PARENT                                      (3,099,372)
                                                                  -------------
            NET CASH FLOWS FROM FINANCING ACTIVITIES                162,243,204
                                                                  -------------

         NET INCREASE IN CASH                                        12,399,477
         CASH AT BEGINNING OF PERIOD                                      1,000
                                                                  -------------
         CASH AT END OF PERIOD                                    $  12,400,477
                                                                  =============

SUPPLEMENTAL DISCLOSURES:
         CASH PAID DURING THE PERIOD FOR INTEREST                 $  10,101,726
         NONCASH INVESTING AND FINANCING ACTIVITY-
            CONTRIBUTION OF LEASE RECEIVABLE CONTRACTS                8,022,411

The accompanying notes are an integral part of these condensed financial statements.


                 GREATAMERICA LEASING RECEIVABLES 2000-1 L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001
                                   (UNAUDITED)


The accompanying unaudited condensed financial statements have been prepared by GreatAmerica Leasing Receivables 2000-1 L.L.C., ("Company" ) in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary have been included.


1.   Nature of Operations and Significant Accounting Policies

     NATURE OF OPERATIONS-The Company is a limited purpose limited liability company established under laws of the state of Delaware and was formed by GreatAmerica Leasing Corporation ("Originator") who holds a 99% membership interest, and GreatAmerica Leasing Receivables 2000 Corporation (the "Special Purpose Member), who holds a 1% membership interest, pursuant to the Limited Liability Company Agreement dated April 12, 2000 between the Originator and the Special Purpose Member (the "Limited Liability Agreement"). The Special Purpose Member is wholly owned by the Originator. The activities of the Company are limited by the terms of the Limited Liability Agreement to purchasing equipment leases and lease receivables (including equipment), loan agreements and other financing agreements, issuing notes collateralized by such assets and other activities related thereto. The leases, loans, and other agreements purchased are originated throughout the United States of America. Prior to June 16, 2000 the Company did not conduct any activities.

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for doubtful accounts and the estimated unguaranteed residual values on the lease receivable contracts purchased.

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

     RESTRICTED CASH-The Company is required to maintain a reserve fund equal to $2,412,264. The remaining available amounts are required to be distributed in accordance with the securitization agreement.

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

                 GREATAMERICA LEASING RECEIVABLES 2000-1 L.L.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2001 (CONTINUED)

     INCOME TAXES-The Company is taxed as a partnership. As such, the members of the Company include the taxable income or loss of the Company in their income tax returns and the Company is not subject to income taxes.

2.   Direct Financing Leases

     Equipment leases are primarily true leases and finance leases for predominantly office equipment. The length of the lease term on the leases initially purchased ranged from 2 to 80 months. The assets were conveyed from the Originator, with funds that were obtained through the issuance of notes payable that were publicly offered, as as described in a prospectus, dated June 13, 2000 previously filed with the Securities and Exchange Commission pursuant to Rule 424 A(b) 4. The schedule of remaining annual minimum payments from lessees are as scheduled below:

         Years Ending  May 31,                      Minimum Lease Payment
         ---------------------                      ---------------------
                  2001                                   $22,544,295
                  2002                                    75,890,859
                  2003                                    47,517,663
                  2004                                    24,690,612
                  2005                                     8,617,215
                  Thereafter                                 218,479
                                                        ------------
                                                        $179,479,123
                                                        ============
3.   Related Party Transactions

     The Originator also serves as the contract servicer. In this function as servicer, it is responsible for collecting , enforcing, and administering the contracts. For performing the servicer function it is entitled to a monthly fee equal to 1/12 of .75% of the aggregate discounted contract balance of the contracts pledged to the indenture trustee as of the beginning of the related collection period. Also in its function as servicer, the Originator has the right to elect, but is not obligated, to advance unpaid scheduled payments with respect to the contracts.

     As the servicer, the Originator received cash payments for the quarter and nine month ended February 28, 2001 totaling $349,283 and $1,048,727 in servicing fees, respectively. Also, the servicer has not been reimbursed for advances of $1,163,952 which are reflected on the balance sheet as due to affiliate.

4.   Notes Payable

     Notes Payable at February 28, 2001 consisted of :
     Seven classes of Receivable-Backed Notes at rates of 6.96% to 8.14%
     maturing through November 2005                                $ 167,153,218
                                                                   =============

     The aggregate maturities of the notes payable as of February 28, 2001 are as follows:

         2001                                                      $  21,087,945
         2002                                                         71,286,153
         2003                                                         43,633,788
         2004                                                         20,829,251
         2005                                                          9,969,966
         Thereafter                                                      346,115
                                                                   -------------
         Total                                                     $ 167,153,218
                                                                   =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        On June 16, 2000 GreatAmerica Leasing Receivables 2000-1 L.L.C. ("Company") issued $214,570,896 in Receivable-Backed Notes through a public offering. In addition the Company issued $20,624,859 in Receivable-Backed Notes through a private placement. The proceeds were used to purchase $235,195,755 of lease contracts from GreatAmerica Leasing Corporation. The notes are secured by certain lease receivables and equipment and were issued pursuant to the terms of an Indenture, a Transfer and Servicing Agreement and other related transaction agreements, all as more fully described in the prospectus dated June 13, 2000. The Company has timely paid all principal, and interest, and fees owing with respect to the notes and there are no known defaults under any of the transaction agreements. This is the first year of operation for the Company, so there are no meaningful comparisons to the prior year. Management believes the cash flow from the lease contracts will be sufficient to pay the debt service on the notes payable for at least the next twelve months.

Item 3. Quantitative And Qualitative Disclosures About  Market Risk

         Not Applicable


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (A) Reports on Form 8-K

             On December 29, 2000 the Registrant filed a report on Form 8-K to file under Item 5 of the Form, Servicer report information.

             On January 24, 2001 the Registrant filed a report on Form 8-K to file under Item 5 of the Form, Servicer report information.

             On February 28, 2001 the Registrant filed a current report on Form 8-K to file under Item 5 of the Form, Servicer report information


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



                                  GREATAMERICA LEASING RECEIVABLES 2000-1 L.L.C.


                                   BY:
                                       -----------------------------------------
                                         Chief Financial Officer


Date: April X, 2001