Form 10-K
period 2001-05-31
GREATAMERICA LEASING RECEIVABLES 2000-1 LLC
filed 2001-08-29
CIK 1111780

FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2001

                         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
             (exact name of Registrant as specified in its charter)


                  Delaware                                   42-1502818
        (state of incorporation)                           (I.R.S. Employer
                                                          Identification No.)

                          625 First St. S.E., Suite 701
                             Cedar Rapids, IA 52401
                                 (319) 365-8449
          (Address and Telephone Number of Principal Executive Officer)

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934: None.

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934: None.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant. None.

                                     PART I

Item 1.                    Business

GreatAmerica Leasing Receivables 2000-1, L.L.C. (the "Company") is a limited purpose limited liability company established under laws of the state of Delaware and was formed by GreatAmerica Leasing Corporation (the "Originator") who holds a 99% membership interest, and GreatAmerica Leasing Receivables 2000 Corporation (the "Special Purpose Member"), who holds a 1% membership interest, pursuant to the Limited Liability Company Agreement dated April 12, 2000 between the Originator and the Special Purpose Member (the "Limited Liability Agreement"). The Special Purpose Member is wholly owned by the Originator. The activities of the Company are limited by the terms of the Limited Liability Agreement to purchasing equipment leases and lease receivables (including equipment), loan agreements and other financing agreements, issuing notes collateralized by such assets and other activities related thereto. The leases, loans, and other agreements purchased are originated throughout the United States of America. Prior to June 16, 2000 the Company did not conduct any activities.

Item 2.                    Properties

The Company neither owns nor leases any physical properties.

Item 3.                    Legal Proceedings

The Company is not aware of any material pending legal proceedings.

Item 4.                    Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of the holders of beneficial interests in the Company through the solicitation of proxies or otherwise.

                                     PART II

Item 5.                    Market for Registrant's Common Equity and Related
                           Stockholder Matters

The Company is not an issuer of common stock in a corporation. The equity of the Company consists of the beneficial or ownership interest therein for which there is no established public trading market.

Item 6.                    Selected Financial Data

This is the first year of operation for the Company, so there are no meaningful comparisons to prior years which might highlight certain significant trends in the Company's financial condition and results of operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section, and other portions of this Annual Report on Form 10-K, contain statements relating to future results of the Company that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to , changes in economic conditions, availability of lease business to the Company, changes in personnel and the success or failure of the Company's customers as well as other risks and uncertainties. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

On June 16, 2000 the Company issued $214,570,896 in Receivable-Backed Notes through a public offering. In addition the Company issued $20,624,859 in Receivable-Backed Notes through a private placement. The proceeds were used to purchase $235,195,755 of lease contracts from the Originator. The notes are secured by certain lease receivables and equipment and were issued pursuant to the terms of an Indenture, a Transfer and Servicing Agreement and other related transaction agreements. The Company has timely paid all principal, and interest, and fees owing with respect to the notes and there are no known defaults under any of the transaction agreements. This is the first year of operation for the Company, so there are no meaningful comparisons to the prior year. Management believes the cash flow from the lease contracts will be sufficient to pay the debt service on the notes payable.

Item 7A.                   Quantitative and Qualitative Disclosures About
                           Market Risk

The notes issued by the Company have fixed rates, therefore, the Company is not sensitive to changes in interest rates. The following table shows the expected maturity of the outstanding notes at May 31, 2001:

Years Ending May 31,                                       Average Interest Rate
--------------------                                       ---------------------
         2002                       $       71,578,598                     7.50%
         2003                               43,617,336                     7.54%
         2004                               22,068,092                     7.55%
         2005                                9,065,496                     7.55%
                                    -----------------
         Total                      $     146,329,522
                                    =================

Item 8.                    Financial Statements and Supplemental Data

The following financial statements and related information are included in Item
8:

         Independent Auditors' Report
         Balance Sheets as of May 31, 2001 and 2000
         Statement of Operations for the Year Ended May 31, 2001
         Statement of Members' Equity for the Year Ended May 31, 2001 Statement of Cash Flow for the Year Ended May 31, 2001
         Notes to the Financial Statements for the Year Ended May 31, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
GreatAmerica Leasing Receivables 2000-1, L.L.C.
Cedar Rapids, Iowa


We have audited the accompanying balance sheets of GreatAmerica Leasing Receivables 2000-1, L.L.C. (the "Company"), a wholly owned subsidiary of GreatAmerica Leasing Corporation, as of May 31, 2001 and 2000, and the related statements of operations, members' equity, and cash flows for the year ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of GreatAmerica Leasing Receivables 2000-1, L.L.C. as of May 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Cedar Rapids, Iowa
July 31, 2001

                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                              Balance Sheets as of
                              May 31, 2001 and 2000

Assets:                                                2001             2000
                                                  -------------    -------------
Cash, restricted of $12,814,085 in 2001           $  12,814,085    $       1,000
                                                  -------------    -------------
Direct Financing Leases:
         Minimum Lease Payments                     154,014,637             --
         Estimated Unguaranteed Residual Values      20,118,464             --
         Unearned Income                            (22,179,919)            --
         Allowance for Doubtful Accounts             (3,739,859)            --
                                                  -------------    -------------
         Net Investment in Direct Finance Leases    148,213,322             --
                                                  -------------    -------------
Capitalized Securitization Costs, net of
accumulated amortization: 2001-$854,599                 981,051             --
                                                  -------------    -------------
Total Assets                                      $ 162,008,458    $       1,000
                                                  =============    =============
Liabilities:

Notes Payable                                     $ 146,329,522    $        --
Accrued Interest                                        304,100             --
Due to Affiliate                                      1,448,529             --
                                                  -------------    -------------
Total Liabilities                                   148,082,151             --
                                                  -------------    -------------
Members' Equity:
Paid in Capital                                       8,022,411            1,000
Retained Earnings                                     5,903,896             --
                                                  -------------    -------------
Total Members' Equity                                13,926,307            1,000
                                                  -------------    -------------
Total Liabilities and Members' Equity             $ 162,008,458    $       1,000
                                                  =============    =============

The accompanying notes are an integral part of these financial statement

                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                             Statement of Operations
                             Year Ended May 31, 2001

Revenues:

         Direct Financing Leases                                     $22,544,026
         Interest Income                                                 652,255
         Gain on Termination of Leases                                 1,166,292
         Other Income                                                  1,062,094
                                                                     -----------
         Total Revenues                                               25,424,667
                                                                     -----------
Expenses:

         Interest Expense                                             13,377,430
         Selling, General and Administrative                           2,305,024
                                                                     -----------
         Total Expenses                                               15,682,454
                                                                     -----------
Net Income                                                           $ 9,742,213
                                                                     ===========

The accompanying notes are an integral part of these financial statements.



                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                          Statement of Members' Equity
                             Year Ended May 31, 2001

                                   Paid In          Retained
                                   Capital           Earnings           Total
                                 -----------       -----------      -----------
Balances at May 31, 2000               1,000             --               1,000
Contribution by Parent             8,021,411             --           8,021,411
Net Income for 2001                     --          9,742,213         9,742,213
Distributions to Parent                 --         (3,838,317)       (3,838,317)
                                 -----------       -----------      -----------
Balances at May 31, 2001         $ 8,022,411      $ 5,903,896       $13,926,307
                                 ===========       ===========      ===========

The accompanying notes are an integral part of these financial statements.

                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                             Statement of Cash Flows
                         For the Year Ended May 31, 2001

Cash Flows from Operating Activities:

         Net Income                                               $   9,742,213

         Adjustments to Reconcile Net Income to Net Cash
         Flows from Operating Activities:
                  Gain on Termination of Leases                      (1,166,292)
                  Amortization of Capitalized Securitization
                     Costs                                              854,599
                  Increase in Due to Affiliate                        1,448,529
                  Increase in Accrued Interest                          304,100
                                                                  -------------
         Net Cash Flows from Operating Activities                    11,183,149
                                                                  -------------
Cash Flows from Investing Activities:

         Purchase of Direct Financing Leases from Originator       (234,462,674)
         Repayment of Direct Financing Leases                        84,763,816
         Proceeds on Termination of Leases                           10,673,239
                                                                  -------------
         Net Cash Flows from Investing Activities                  (139,025,619)
                                                                  -------------
Cash Flows from Financing Activities:

         Proceeds from Notes Payable                                235,195,755
         Repayment on Notes Payable                                 (88,866,233)
         Payment of Securitization Costs                             (1,835,650)
         Distributions to Parent                                     (3,838,317)
                                                                  -------------
         Net Cash Flows from Financing Activities                   140,655,555
                                                                  -------------
Net Increase in Cash                                                 12,813,085
Cash at the Beginning of the Year                                         1,000
                                                                  -------------
Cash at the End of the Year                                       $  12,814,085
                                                                  =============
Supplemental Disclosures:
         Cash Paid during the Period for Interest                 $  13,073,330
         Noncash Investing and Financing Activity--
                  Contribution of Direct Financing Leases
                     by Parent                                        8,021,411

The accompanying notes are an integral part of the financial statements.

                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                          Notes to Financial Statements
                         For the Year Ended May 31, 2001

1.   Nature of Operations and Significant Accounting Policies

     NATURE OF OPERATIONS-GreatAmerica Leasing Receivables 2000-1, L.L.C. (the "Company") is a limited purpose limited liability company established under the laws of the state of Delaware and was formed by GreatAmerica Leasing Corporation (the "Originator") who holds a 99% membership interest, and GreatAmerica Leasing Receivables 2000 Corporation (the "Special Purpose Member"), who holds a 1% membership interest, pursuant to the Limited Liability Company Agreement dated April 12, 2000 between the Originator and the Special Purpose Member (the "Limited Liability Agreement"). The Special Purpose Member is wholly owned by the Originator. The activities of the Company are limited by the terms of the Limited Liability Agreement to purchasing equipment leases and lease receivables (including equipment), loan agreements and other financing agreements, issuing notes collateralized by such assets and other activities related thereto. The leases, loans, and other agreements purchased are originated throughout the United States of America. Prior to June 16, 2000 the Company did not conduct any activities.

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

     Although the Originator attempts to mitigate credit risk through the use of a variety of commercial credit reporting agencies when processing customer applications, failure of the customers to make scheduled payments under their equipment lease contracts could have a material near-term impact on the allowance for doubtful accounts.

     Realization of unguaranteed residual values depends on many factors, several of which are not within the Company's control, including general market conditions at the time of the original lease contract's expiration, whether there has been unusual wear and tear on, or use of, the equipment, the cost of comparable new equipment and the extent, if any, to which the

                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                    Notes to Financial Statements (Continued)
                         For the Year Ended May 31, 2001

     equipment has become technologically or economically obsolete during the contract term. These factors, among others, could have a material near-term impact on the estimated unguaranteed residual values.

     CERTAIN RISK CONCENTRATION-The Company's direct financing leases are concentrated in the services, manufacturing, and retail trade industries, representing approximately 42%, 12% and 10% of the Company's minimum lease payments receivable at May 31, 2001.

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

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Originator performs credit evaluations prior to the approval of a lease contract. Subsequently, after being purchased by the Company, the payment history of the customer and the value of the underlying assets are monitored by the Company on an ongoing basis. The Company maintains an allowance for doubtful accounts for customers that may become unable to discharge their obligations under the agreements. The allowance for doubtful accounts is maintained at a level deemed appropriate by management to provide for known and inherent risks in the portfolio. The allowance is based on past lease loss experience of the Originator, current economic conditions and the underlying asset value. The consideration of such future potential losses also includes an evaluation for other than temporary declines in the value of the underlying leased assets. Leases which are deemed uncollectible are charged off and deducted from the allowance and recoveries are added to the allowance.

                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                    Notes to Financial Statements (Continued)
                         For the Year Ended May 31, 2001

     INCOME TAXES-The Company is taxed as a partnership. As such, the members of the Company include the taxable income or loss of the Company in their income tax returns and the Company is not subject to income taxes.

     INCOME FROM DIRECT FINANCING LEASES-The Company suspends income recognition on all leases that are greater than 90 days past due. Income recognition has been suspended on finance receivables with a recorded investment of approximately $315,000 as of May 31, 2001.

     IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS-In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, which changed the effective date of adoption of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 137 will have no impact on the Company since it has no derivative instruments.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and certain other intangible assets will no longer be amortized into income. SFAS 142 is effective for fiscal years beginning after December 15, the adoption of SFAS 142 will have no impact on the Company since it has no goodwill or intangible assets.

2.   Direct Financing Leases

     Equipment leases are predominantly for office equipment. The length of the lease term on the leases initially purchased ranged from 2 to 80 months. The assets were purchased from the Originator, with funds that were obtained through the issuance of notes payable that were publicly offered, as described in a prospectus, dated June 13, 2000 previously filed with the Securities and Exchange Commission pursuant to Rule 424 A(b) 4. The schedule of remaining annual minimum payments from lessees and the unguaranteed residual values to be realized at the expiration of the direct financing leases at May 31, 2001 are as follows:

                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                    Notes to Financial Statements (Continued)
                         For the Year Ended May 31, 2001

                                                                   Unguaranteed
   Years Ending  May 31,       Minimum Lease Payment             Residual Values
   ---------------------       ---------------------             ---------------
            2002               $          73,907,961             $     6,133,595
            2003                          46,724,588                   6,702,341
            2004                          24,514,511                   3,800,760
            2005                           8,582,800                   3,357,926
            2006                             202,945                     122,821
            Thereafter                        81,832                       1,021
                               ---------------------             ---------------
                               $         154,014,637             $    20,118,464
                               =====================             ===============

3.   Allowance for Doubtful Accounts

     Beginning balance at May 31, 2000                           $          ---
     Allowance established upon purchase from Originator              7,327,435
     Charge-offs                                                     (1,472,649)
     Defaulted leases                                                (2,177,252)
     Recoveries                                                          62,325
                                                                 ---------------
     Ending balance at May 31, 2001                              $     3,739,859
                                                                 ===============

     Upon purchase of the leases from the Originator, the Company established a 3% allowance for doubtful accounts. Once a contract becomes charged-off or defaulted, the Originator has the option, but is not obligated, to substitute for that contract another contract or contracts having similar characteristics. The Originator may only substitute up to 10% of the initial aggregate discounted contract balance for all such contracts. The substitutions are accounted for as an equity contribution.

4.   Related Party Transactions

     The Originator also serves as the contract servicer. In this function as servicer, it is responsible for collecting , enforcing, and administering the contracts. For performing the servicer function it is entitled to a monthly fee equal to 1/12 of .75% of the aggregate discounted contract balance of the contracts pledged to the indenture trustee as of the beginning of the related collection period. This fee is fair market value. Also in its function as servicer, if it determines that any scheduled payment with respect to any contract that was due during the collection period was not received in full prior to the related determination date, the servicer has the right to

                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                    Notes to Financial Statements (Continued)
                         For the Year Ended May 31, 2001

     elect, but is not obligated, to advance the unpaid scheduled payment if it reasonably believes that the advance will be recovered from subsequent payments with respect to that contract.

     As the servicer, the Originator received cash payments for the year ended May 31, 2001 totaling $1,356,624 in servicing fees. Also, the servicer has not been reimbursed for advances of $1,448,529 which are reflected on the balance sheet as due to affiliate.

5.   Notes Payable

     Notes Payable at May 31, 2001 consisted of six classes of Receivable-Backed Notes at rates of 7.36% to 8.14% maturing through November 2005. The weighted average borrowing rate was 7.48% at May 31, 2001. The Company has the option to substitute up to 10% of the initial principal amount of the notes sold for lease contracts that are in default and may substitute, without limitation, for lease contracts that are pre-paid. Principal and accrued interest are payable monthly as the underlying lease contracts are repaid.
                                                                 $   146,329,522
                                                                 ===============

     The aggregate maturities of the notes payable, based on scheduled payments as of May 31, 2001, are as follows:

         2002                                                    $    71,578,598
         2003                                                         43,617,336
         2004                                                         22,068,092
         2005                                                          9,065,496
                                                                 ---------------
         Total                                                   $   146,329,522
                                                                 ===============
6.   Fair Value of Financial Instruments

     The fair value amounts disclosed below are based on estimates prepared by the Company based on valuation methods appropriate in the circumstances. Accounting principles generally accepted in the United States of America do not require disclosure for lease contracts. The carrying amount for financial instruments included among cash and cash equivalents and short-term payables approximates their fair value because of the short maturity of those instruments. The estimated fair value of other significant financial instruments are based principally on discounted future cash flows at rates commensurate with the credit, interest rate and prepayment risk involved.

                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                    Notes to Financial Statements (Continued)
                         For the Year Ended May 31, 2001

     The estimated fair values of the Company's other significant financial instruments are as follows:

                                                          May 31, 2001
                                            ------------------------------------
                                            Carrying Amount         Fair Value
                                            ---------------      ---------------
     Notes Payable                          $   146,329,522      $   148,615,522
                                            ===============      ===============

7.   Quarterly Financial Information (Unaudited)

                                  2001 Quarters
            First         Second         Third         Fourth          2001
         -----------------------------------------------------------------------
Revenue  $(7,085,633)  $(6,564,612)   $(6,048,922)  $(5,725,500)   $(25,424,667)
Expenses   4,040,374     4,338,019      3,872,946     3,431,115      15,682,454
         -----------------------------------------------------------------------
         $(3,045,259)  $(2,226,593)   $(2,175,976)  $(2,294,385)   $ (9,742,213)
         =======================================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes of accountants or disagreements on accounting or financial disclosures between the Company and its accountants.

                                    PART III

Item 10.                   Directors and Executive Officers of the Registrant

The following individuals comprise the board of directors and officers of the
Registrant:

Name                           Age         Position

Tony Golobic                    56         President and Chief Executive Officer
Douglas D. Olson                51         Executive Vice President
Stanley M. Herkelman            39         Chief Financial Officer, Senior Vice
                                           President and Secretary
Marcene Tolley                  42         Treasurer

All directors and officers hold office for the term of one year and until their successors are elected and qualified, subject to early termination by removal or resignation.

Item 11.                   Executive Compensation

None of the officers of the Company are compensated directly by the Company, nor did the officers receive compensation in the capacities in which they acted for the Company.

The Company entered into a Transfer and Servicing Agreement dated as of June 1, 2000 with the Originator, under which the Originator services the lease receivables. The Originator is entitled to receive a monthly servicing fee equal to 1/12 of .75% of the aggregate discounted contract balance as of the beginning of the related collection period. The servicing fee totaled $1,356,624 for the year ended May 31, 2001.


Item 12.                   Security Ownership of Certain Beneficial Owners and
                           Management

The Company is effectively 100% owned by the Originator.

Item 13.                   Certain Relationships and Related Transactions

The Originator is entitled to receive a monthly servicing fee equal to 1/12 of
 .75% of the aggregate discounted contract balance as of the beginning of the related collection period. The servicing fee totaled $1,356,624 for the year ended May 31, 2001.

Once a contract becomes charged-off or defaulted, the Originator has the option, but is not obligated, to substitute for that contract another contract or contracts having similar characteristics. The Originator may only substitute up to 10% of the initial aggregate discounted contract balance for all such contracts. During the year ended May 31, 2001, the Originator substituted $3,649,901 in leases for charged-off or defaulted leases.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial Statements

         The following financial statements are included in Part II, Item 8:


         Balance Sheets as of May 31, 2001 and 2000
         Statement of Operations for the Year Ended May 31, 2001
         Statement of Members' Equity for the Year Ended May 31, 2001 Statement of Cash Flows for the Year Ended May 31, 2001

(2)      Financial Statement Schedules

         All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or the applicable information is included in the notes to the financial statements, and therefore have been omitted.


(3)      Exhibits

         Exhibit No.  Description
         -----------  ----------------
         *3.1         Form of Certificate of Formation of the Company
         *3.2         Form of Limited Liability Company Agreement of the Company
         *4           Form of Indenture

         *Incorporated by reference to the Exhibit of the same designation filed with the Registrant's Form S-1 registration statement filed on April 14, 2000 by the Registrant, with amendments subsequently filed on June 2, 2000 and June 12, 2000 and incorporated by reference hereto.

(b)      Reports on Form 8-K

         On March 26, 2001 the Registrant filed a report on Form 8-K to file under Item 5 of the Form, Servicer report information.

         On April 26, 2001 the Registrant filed a report on Form 8-K to file under Item 5 of the Form, Servicer report information.

         On May 24, 2001 the Registrant filed a report on Form 8-K to file under
         Item 5 of the Form, Servicer report information.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GreatAmerica Leasing Receivables 2000-1, L.L.C.

                                By: /s/Stan Herkelman
                                    -------------------------------
                                    Name: Stan Herkelman
                                    Title:  Chief Financial Officer
August 29, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                By: /s/Tony Golobic
                                    --------------------------------
                                    Name: Tony Golobic
                                    Title: President and Chief Executive Officer


                                By: /s/Douglas D. Olson
                                    --------------------------------
                                    Name: Douglas D. Olson
                                    Title: Executive Vice President


                                By: /s/Marcene Tolley
                                    --------------------------------
                                    Name: Marcene Tolley
                                    Title: Treasurer