Form 10-Q
period 2001-08-31
GREATAMERICA LEASING RECEIVABLES 2000-1 LLC
filed 2001-10-15
CIK 1111780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



               [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended August 31, 2001

                                       or

               [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ........ to .......

               Commission file number: 333-34842

               GreatAmerica Leasing Receivables 2000-1, L.L.C.
               ................................
               (Exact name of registrant as specified in its charter)

               Delaware                           42-1502818
               .....................              ........................
               (State or other jurisdiction of    (I.R.S. Employer
                incorporation or organization)     Identification No.)


               625 First SE, Suite 701
               Cedar Rapids, Iowa                            52401
               ................................              .................
               (Address of principal executive offices)      (Zip Code)

               (319) 365-8449
               ...............................
               (Registrant's telephone number, including area code)


                    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes ..X..    No.....

                                      INDEX


                 GREATAMERICA LEASING RECEIVABLES 2000-1, L.L.C.

Part I - Financial Information

          Item 1. Financial Statements (Unaudited)

                    Balance Sheets - August 31, 2001 and May 31, 2001

                    Statements of Operations - Three months ended August 31, 2001; Three months ended August 31, 2000

                    Statements of Cash Flow - Three months ended August 31, 2001; Three months ended August 31, 2000

                    Notes to financial statements

          Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

          Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II - Other Information

          Item 6. Exhibits and Reports on Form 8-K

PART I         FINANCIAL INFORMATION

Item 1. Financial Statements


                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                                 Balance Sheets
                                   (Unaudited)


                                                     August 31,        May 31,
Assets:                                                2001             2001
                                                   -------------    -------------


Cash, restricted                                   $  11,559,037    $  12,814,085
                                                   -------------    -------------
Direct Financing Leases:
         Minimum Lease Payments                      131,608,059      154,014,637
         Estimated Unguaranteed Residual Values       18,909,029       20,118,464
         Unearned Income                             (18,061,574)     (22,179,919)
         Allowance for Doubtful Accounts              (2,502,224)      (3,739,859)
                                                   -------------    -------------
         Net Investment in Direct Finance Leases     129,953,290      148,213,322
                                                   -------------    -------------
Capitalized Securitization Costs, net of
accumulated amortization                                 819,749          981,051
                                                   -------------    -------------
Total Assets                                       $ 142,332,076    $ 162,008,458
                                                   =============    =============
Liabilities:

Notes Payable                                      $ 126,061,783    $ 146,329,522
Accrued Interest                                         262,332          304,100
Due to Affiliate                                       1,623,687        1,448,529
                                                   -------------    -------------
Total Liabilities                                    127,947,802      148,082,151
                                                   -------------    -------------
Members' Equity:
Paid in Capital                                        8,022,411        8,022,411
Retained Earnings                                      6,361,863        5,903,896
                                                   -------------    -------------
Total Members' Equity                                 14,384,274       13,926,307
                                                   -------------    -------------
Total Liabilities and Members' Equity              $ 142,332,076    $ 162,008,458
                                                   =============    =============


The accompanying notes are an integral part of these financial statement.



                                  GreatAmerica Leasing Receivables 2000-1, L.L.C.
                                             Statements of Operations
                                                    (Unaudited)



                                                            Three Months Ended August 31
                                                       -------------------------------------

Revenues:                                                  2001                     2000
                                                       ------------             ------------


         Direct Financing Leases                        $4,022,753                $6,686,807
         Interest Income                                   103,610                   141,849
         Gain on Termination of Leases                     288,800                   232,761
         Other Income                                      681,642                    24,216
                                                        ----------                ----------
         Total Revenues                                  5,096,805                 7,085,633
                                                        ----------                ----------
Expenses:

Interest Expense                                         2,570,708                 3,387,115
Selling, General and Administrative                        429,736                   653,259
                                                        ----------                ----------
Total Expenses                                           3,000,444                 4,040,374
                                                        ----------                ----------
Net Income                                              $2,096,360                $3,045,259
                                                        ==========                ==========


The accompanying notes are an integral part of these financial statements.



                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                            Statements of Cash Flows
                                   (Unaudited)



                                                            Three Months Ended August 31
                                                           ------------------------------
Cash Flows from Operating Activities:                           2001            2000
                                                           -------------    -------------


Net Income                                                 $   2,096,360    $   3,045,259


         Adjustments to Reconcile Net Income to Net Cash
         Flows from Operating Activities:
                  Gain on Termination of Leases                 (288,800)        (232,761)
                  Amortization of Capitalized
                    Securitization Costs                         179,152          210,591
                  Increase in Due to Affiliate                   175,158        1,281,816
                  Increase in Accrued Interest                   (41,768)         433,421
                                                           -------------    -------------
         Net Cash Flows from Operating Activities              2,120,102        4,738,326
                                                           -------------    -------------

Cash Flows from Investing Activities:

         Purchase of Direct Financing Leases
              from Originator                                       --       (234,462,674)
         Repayment of Direct Financing Leases                 15,794,782       30,403,636
         Proceeds on Termination of Leases                     2,754,049        2,830,440

                                                           -------------    -------------
         Net Cash Flows from Investing Activities             18,548,831     (201,228,598)
                                                           -------------    -------------

Cash Flows from Financing Activities:

         Proceeds from Notes Payable                                --        235,195,755
         Repayment on Notes Payable                          (20,267,739)     (23,299,936)
         Payment of Securitization Costs                         (17,850)      (1,711,419)
         Distributions to Parent                              (1,638,392)            --
                                                           -------------    -------------
         Net Cash Flows from Financing Activities            (21,923,981)     210,184,400
                                                           -------------    -------------
Net Increase in Cash                                          (1,255,048)      13,694,128
Cash at the Beginning of the Year                             12,814,085            1,000
                                                           -------------    -------------
Cash at the End of the Year                                $  11,559,037    $  13,695,128
                                                           =============    =============

Supplemental Disclosures:
         Cash Paid during the Period for Interest          $   2,608,014    $   2,953,692
         Non Cash Investing and Financing Activity--
              Contribution of Lease Receivable Contracts            --      $   8,022,411



The accompanying notes are an integral part of the financial statements.

                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                          Notes to Financial Statements
                                   (UNAUDITED)


The accompanying unaudited financial statements have been prepared by GreatAmerica Leasing Receivables 2000-1, L.L.C., (the "Company") in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary have been included. The balance sheet information as of May 31, 2001 has been derived from the Company's audited financial statements.

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

                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                          Notes to Financial Statements
                                   (Continued)


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

     Certain Risk Concentrations-The Company's direct financing leases are concentrated in the services, manufacturing, and retail trade industries, representing approximately 42%, 12% and 10% of the Company's minimum lease payments receivable at August 31, 2001.

     Restricted Cash-The Company is required to maintain a reserve fund equal to $2,412,264 at August 31, 2001. The remaining available amounts are required to be distributed in accordance with the securitization agreement.

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


                                                                   Unguaranteed
     Years Ending  May 31,        Minimum Lease Payment          Residual Values
     ---------------------        --------------------           ---------------


            2002                    $ 51,609,630                    $  4,924,160
            2003                      46,439,810                       6,702,341
            2004                      24,576,505                       3,800,760
            2005                       8,654,990                       3,357,926
            2006                         242,510                         122,821

            Thereafter                    84,614                           1,021
                                    ------------                    ------------
                                    $131,608,059                    $ 18,909,029
                                    ============                    ============



                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                          Notes to Financial Statements
                                   (Continued)



3.   Allowance for Doubtful Accounts

         Beginning Balance at May 31, 2001                $  3,739,859
         Additions                                             152,578
         Charge-offs                                          (363,577)
         Defaulted leases                                   (1,072,472)
         Recoveries                                             45,836
                                                          ------------
         Ending Balance at August 31, 2001                $  2,502,224
                                                          ============


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

4.   Related Party Transactions

     The Originator also serves as the contract servicer. In this function as servicer, it is responsible for collecting, enforcing, and administering the contracts. For performing the servicer function it is entitled to a monthly fee equal to 1/12 of .75% of the aggregate discounted contract balance of the contracts pledged to the indenture trustee as of the beginning of the related collection period. Also in its function as servicer, the Originator has the right to elect, but is not obligated, to advance unpaid scheduled payments with respect to the contracts.


     As the servicer, the Originator received cash payments for the quarters ended August 31, 2001 and 2000 totaling $268,039 and $442,667 in servicing fees, respectively. Also, the servicer has not been reimbursed for advances of $1,623,687 as of August 31, 2001 which are reflected on the balance sheet as due to affiliate.

5.   Notes Payable

      Notes payable at August 31, 2001 consisted of :
      Six classes of Receivable-Backed Notes at rates of
      7.36% to 8.14% maturing through November 2005              $ 126,061,783
                                                                 =============

                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                          Notes to Financial Statements
                                   (Continued)


     The aggregate maturities of the notes payable as of August 31, 2001 are as follows:


        Years Ending May 31,
        --------------------
                2002                    $ 51,310,860
                2003                      43,617,336
                2004                      22,068,091
                2005                       9,065,496
                                        ------------
               Total                    $126,061,783
                                        ============



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         RESULTS OF OPERATIONS


               GreatAmerica Leasing Receivables 2000-1, L.L.C. (the "Company") had revenues of $4,022,753 and $6,686,807 for the three months ended August 31, 2001 and 2000, respectively. For these periods, revenues from leasing equipment under direct financing leases accounted for 79% and 94% of total revenues. The decrease in revenues was primarily attributable to the decline in the lease receivables outstanding due to scheduled payments and early terminations which will continue throughout the remaining term of the leases.

               Other income increased by $657,426 as a result of the number of customers renewing their lease contracts at the end of their contractual payment period. In general, once a customer has made all of their scheduled payments, they have the option to either return the equipment, purchase the equipment, or to continue using the equipment by renewing their lease contract on a month-to-month basis.

               Expenses were $3,000,444 and $4,040,374 during the three months ended August 31, 2001 and 2000, respectively. Interest expense comprised 86% and 84% of total expenses during these periods. The decrease in interest expense was wholly related to the decline in the notes outstanding.

         ANALYSIS OF FINANCIAL CONDITION

               The cash position of the Company is reviewed daily and cash is invested on a short-term basis. The Company's cash from operations is expected to continue to be adequate to cover all operating and investing expenses and debt service requirements under the notes payable during the next twelve month period.

     Item 3. Quantitative And Qualitative Disclosures About Market Risk

          The notes issued by the Company have fixed rates, therefore, the Company is not sensitive to changes in interest rates. The following table shows the expected maturity of the outstanding notes at August 31, 2001:


Years Ending May 31,                                          Average Interest Rate
-------------------                                           ---------------------


         2002                       $       51,310,860                 7.50%
         2003                               43,617,336                 7.54%
         2004                               22,068,091                 7.55%
         2005                                9,065,496                 7.55%
                                    ------------------
         Total                      $      126,061,783
                                    ==================



PART II           OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K

         (A) Reports on Form 8-K

               On June 26, 2001 the Registrant filed a report on Form 8-K to file under Item 5 of the Form, Servicer report information.

               On July 25, 2001 the Registrant filed a report on Form 8-K to file under Item 5 of the Form, Servicer report information.

               On August 24, 2001 the Registrant filed a current report on Form 8-K to file under Item 5 of the Form, Servicer report information

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




                                GREATAMERICA LEASING RECEIVABLES 2000-1 L.L.C.



                                BY:    /s/ Stan Herkelman
                                       -------------------------------------
                                       Chief Financial Officer




Date: October 15, 2001