Form 10-Q
period 2001-11-30
GREATAMERICA LEASING RECEIVABLES 2000-1 LLC
filed 2002-01-11
CIK 1111780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



           [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2001
                                               -----------------

                                       or

          [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from..............to...............

              Commission file number:      333-34842

              GreatAmerica Leasing Receivables 2000-1, L.L.C.
              .............................................................
              (Exact name of registrant as specified in its charter)

              Delaware                            42-1502818
              .................................. ..........................
               (State or other jurisdiction of    (I.R.S. Employer
                incorporation or organization)     Identification No.)


              625 First SE, Suite 701
               Cedar Rapids, Iowa                       52401
              ..................................        ...................
               (Address of principal executive offices)  (Zip Code)

               (319) 365-8449
              ..................................
               (Registrant's telephone number, including area code)



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

Part I--Financial Information

     Item 1. Financial Statements (Unaudited)

               Balance Sheets--November 30, 2001 and May 31, 2001

               Statements of Operations--Six months ended November 30, 2001; Six months ended November 30, 2000 and Three months ended November 30, 2001; Three months ended November 30, 2000

               Statements of Cash Flow-Six months ended November 30, 2001; Six months ended November 30, 2000

               Notes to financial statements

     Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II--Other Information

     Item 6. Exhibits and Reports on Form 8-K



PART I          FINANCIAL INFORMATION

Item 1. Financial Statements

                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                                 Balance Sheets
                                   (Unaudited)

                                                    November 30,        May 31,
Assets:                                                2001              2001
                                                   -------------     ------------


Cash, restricted                                   $  10,269,048    $  12,814,085
                                                   -------------    -------------
Direct Financing Leases:
         Minimum Lease Payments                      112,095,822      154,014,636
         Estimated Unguaranteed Residual Values       17,571,085       20,118,464
         Unearned Income                             (14,593,184)     (22,179,919)
         Allowance for Doubtful Accounts              (1,856,580)      (3,739,859)
                                                   -------------    -------------
         Net Investment in Direct Finance Leases     113,217,143      148,213,322
                                                   -------------    -------------
Capitalized Securitization Costs, net of
accumulated amortization of $1,190,323                   663,177          981,051
                                                   -------------    -------------
Total Assets                                       $ 124,149,368    $ 162,008,458
                                                   =============    =============
Liabilities:

Notes Payable                                      $ 108,147,879    $ 146,329,522
Accrued Interest                                         225,415          304,100
Due to Affiliate                                       1,423,521        1,448,529
                                                   -------------    -------------
Total Liabilities                                    109,796,815      148,082,151
                                                   -------------    -------------
Members' Equity:
Paid in Capital                                        8,022,411        8,022,411
Retained Earnings                                      6,330,142        5,903,896
                                                   -------------    -------------
Total Members' Equity                                 14,352,553       13,926,307
                                                   -------------    -------------
Total Liabilities and Members' Equity              $ 124,149,368    $ 162,008,458
                                                   =============    =============



The accompanying notes are an integral part of these financial statements.



                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                            Statements of Operations
                                   (Unaudited)



                                       Six Months Ended November 30
                                         -------------------------

Revenues:                                    2001          2000
                                         -----------   -----------


         Direct Financing Leases         $ 7,499,226   $12,643,982
         Interest Income                     181,159       339,916
         Gain on Termination of Leases       468,005       476,674
         Other Income                      1,422,759       189,673
                                         -----------   -----------
         Total Revenues                    9,571,149    13,650,245
                                         -----------   -----------
Expenses:

Interest Expense                           4,787,909     7,113,217
Selling, General and Administrative          801,245     1,265,176
                                         -----------   -----------
Total Expenses                             5,589,154     8,378,393
                                         -----------   -----------
Net Income                               $ 3,981,995   $ 5,271,852
                                         ===========   ===========



                                      Three Months Ended November 30
                                         -----------------------
Revenues:                                   2001          2000
                                         -----------   -----------


         Direct Financing Leases         $ 3,476,473   $ 5,957,175
         Interest Income                      77,549       198,067
         Gain on Termination of Leases       179,205       243,913
         Other Income                        741,117       165,457
                                         -----------   -----------
         Total Revenues                    4,474,344     6,564,612
                                         -----------   -----------

Expenses:

Interest Expense                           2,217,200     3,726,102
Selling, General and Administrative          371,509       611,917
                                         -----------   -----------
Total Expenses                             2,588,709     4,338,019
                                         -----------   -----------
Net Income                               $ 1,885,635   $ 2,226,593
                                         ===========   ===========



The accompanying notes are an integral part of these financial statements.



                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                            Statements of Cash Flows
                                   (Unaudited)


                                                            Six Months Ended November 30
                                                           ------------------------------
Cash Flows from Operating Activities:                           2001             2000
                                                           -------------    -------------


Net Income                                                 $   3,981,995    $   5,271,852

         Adjustments to Reconcile Net Income to Net Cash
         Flows from Operating Activities:
              Gain on Termination of Leases                     (468,005)        (476,674)
              Amortization of Capitalized
                 Securitization Costs                            335,724          444,670
              Decrease in Due to Affiliate                       (25,008)       1,242,074
              Decrease in Accrued Interest                       (78,685)         388,128
                                                           -------------    -------------
         Net Cash Flows from Operating Activities              3,746,021        6,870,050
                                                           -------------    -------------

Cash Flows from Investing Activities:

         Purchase of Direct Financing Leases
              from Originator                                       --       (234,462,674)
         Repayment of Direct Financing Leases                 30,226,265       49,374,817
         Proceeds on Termination of Leases                     5,237,919        5,076,885
                                                           -------------    -------------
         Net Cash Flows from Investing Activities             35,464,184     (180,010,972)
                                                           -------------    -------------

Cash Flows from Financing Activities:

         Proceeds from Notes Payable                                --        235,195,755
         Repayment on Notes Payable                          (38,181,643)     (46,339,076)
         Payment of Securitization Costs                         (17,850)      (1,768,199)
         Distributions to Parent                              (3,555,749)      (1,142,880)
                                                           -------------    -------------
         Net Cash Flows from Financing Activities            (41,755,242)     185,945,600
                                                           -------------    -------------
Net Increase (Decrease) in Cash                               (2,545,037)      12,804,678
Cash at the Beginning of the Period                           12,814,085            1,000
                                                           -------------    -------------
Cash at the End of the Period                              $  10,269,048    $  12,805,678
                                                           =============    =============

Supplemental Disclosures:
         Cash Paid during the Period for Interest          $   4,857,669    $   6,725,087
         Non Cash Investing and Financing Activity--
              Contribution of Lease Receivable Contracts            --      $   8,022,411



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

     Certain Risk Concentrations-The Company's direct financing leases are concentrated in the services, manufacturing, retail trade and finance, insurance and real estate industries, representing approximately 44%, 14%, 12% and 10% of the Company's minimum lease payments receivable at November 30, 2001.

     Restricted Cash-The Company is required to maintain a reserve fund equal to $2,412,264 at November 30, 2001. The remaining available amounts are required to be distributed in accordance with the securitization agreement.

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


                                                                     Unguaranteed
         Years Ending  May 31,           Minimum Lease Payment      Residual Values
         ---------------------           ---------------------      ---------------


                 2002                    $ 32,814,313                $  4,031,783
                 2003                      45,764,181                   6,392,881
                 2004                      24,468,375                   3,651,358
                 2005                       8,686,604                   3,333,177
                 2006                         277,735                     143,378
                 Thereafter                    84,614                      18,508
                                         ------------                ------------
                                         $112,095,822                $ 17,571,085
                                         ============                ============



                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                          Notes to Financial Statements
                                   (Continued)



3.   Allowance for Doubtful Accounts

         Beginning balance at August 31, 2001         $      2,502,224
         Charge-offs                                          (714,219)
         Defaulted leases                                        ---
         Recoveries                                             68,575
                                                      ----------------
         Ending balance at November 30, 2001          $      1,856,580
                                                      ================


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

     As the servicer, the Originator received servicing fees for the quarters and six months ended November 30, 2001 and 2000 totaling $219,400, $474,447, $377,838 and $820,506, respectively. Also, the servicer has not been reimbursed for advances of $1,423,521 as of November 30, 2001 which are reflected on the balance sheet as due to affiliate.

5.   Notes Payable

     Notes payable at November 30, 2001 consisted of :
     Six classes of Receivable-Backed Notes at rates of 7.36%
     to 8.14% maturing through November 2005                     $ 108,147,879
                                                                 =============

                 GreatAmerica Leasing Receivables 2000-1, L.L.C.
                          Notes to Financial Statements
                                   (Continued)


The aggregate maturities of the notes payable as of November 30, 2001 are as follows:

         Years Ending May 31,
         --------------------
                  2002                                   $  32,828,148
                  2003                                      43,949,236
                  2004                                      21,054,414
                  2005                                      10,316,081
                                                         -------------
                  Total                                  $ 108,147,879
                                                         =============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     RESULTS OF OPERATIONS

          GreatAmerica Leasing Receivables 2000-1, L.L.C. (the "Company") had revenues of $7,499,226 and $12,643,982 for the six months ended November 30, 2001 and 2000, respectively. For these periods, revenues from leasing equipment under direct financing leases accounted for 78% and 93% of total revenues. The decrease in revenues was primarily attributable to the decline in the lease receivables outstanding due to scheduled payments and early terminations which trend will continue throughout the remaining term of the leases.

          Other income increased by $1,233,086 as a result of the number of customers renewing their lease contracts at the end of their contractual payment period. In general, once customers, with true leases, have made all of their scheduled payments, they have the option to either return the equipment, purchase the equipment, or to continue using the equipment by renewing their lease contract on a month-to-month basis.

          Expenses were $5,589,154 and $8,378,393 during the six months ended November 30, 2001 and 2000, respectively. Interest expense comprised 86% and 85% of total expenses during these periods. The decrease in interest expense was entirely related to the decline in the notes outstanding.

     ANALYSIS OF FINANCIAL CONDITION

          The cash position of the Company is reviewed daily and cash is invested on a short-term basis. The Company's cash from operating and investing activities is expected to continue to be adequate to cover all operating and investing expenses and debt service requirements under the notes payable during the next twelve month period.

          The Company's liquidity comes primarily from lease repayments. A substantial increase in delinquencies and defaults could deplete the pledged assets such that payments on the contacts could be insufficient to make payments on the notes.

Item 3. Quantitative And Qualitative Disclosures About  Market Risk

     The lease contracts and notes issued by the Company have fixed rates, therefore, the Company is not sensitive to changes in interest rates. The following table shows the expected maturity of the outstanding notes at November 30, 2001:


    Years Ending May 31,                                  Average Interest Rate
    -------------------                                   ---------------------


         2002                     $       32,828,148             7.52%
         2003                             43,949,236             7.54%
         2004                             21,054,414             7.55%
         2005                             10,316,081             7.55%
                                  ------------------
         Total                    $      108,147,879
                                  ==================


PART II           OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (A) Reports on Form 8-K

               On September 26, 2001 the Registrant filed a report on Form 8-K to file under Item 5 of the Form, Servicer report information.

               On November 1, 2001 the Registrant filed a report on Form 8-K to file under Item 5 of the Form, Servicer report information.

               On November 28, 2001 the Registrant filed a current report on Form 8-K to file under Item 5 of the Form, Servicer report information

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


                              GREATAMERICA LEASING RECEIVABLES 2000-1 L.L.C.


                              BY: /s/Stan Herkelman
                                  ------------------------------------------
                                  Chief Financial Officer




Date: January 11, 2002